Form 10-K
period 2002-12-31
BMW MANUFACTURING LP; FINANCIAL SERVICES VEHICLE TRUST; BMW AUTO LEASING LLC; BMW VEHICLE LEASE TRUST 2000-A
filed 2003-04-11
CIK 1126531, 1126525, 1126530, 1120604

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _________ to _________

                                    333-43128
                                   333-43128-1
                                   333-43128-2
                                   333-43128-3
                            (Commission File Number)

                         BMW VEHICLE LEASE TRUST 2000-A
                              BMW AUTO LEASING LLC
                        FINANCIAL SERVICES VEHICLE TRUST
                              BMW MANUFACTURING LP
             (Exact name of registrant as specified in its charter)

           DELAWARE
           DELAWARE
           DELAWARE
           INDIANA                                   51-6518223
 (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation)

         300 CHESTNUT RIDGE ROAD
         WOODCLIFF LAKE, NJ                            07677
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code : (201) 307-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

              NOT APPLICABLE.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              NOT APPLICABLE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

           NOT APPLICABLE.

PART I

Item 1.  Business

           NOT APPLICABLE.

Item 2.  Properties

           NOT APPLICABLE.

Item 3.  Legal Proceedings

           NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

           NONE.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

           NOT APPLICABLE.

Item 6.  Selected Financial Data

           NOT APPLICABLE.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           NOT APPLICABLE.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           NOT APPLICABLE.

Item 8.  Financial Statements and Supplementary Data

           NOT APPLICABLE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           NONE.

PART III

Item 10. Directors and Executive Officers of the Registrant

           NOT APPLICABLE.

Item 11. Executive Compensation

           NOT APPLICABLE.

Item 12. Security Ownership of Certain Beneficial Owners and Management

           NOT APPLICABLE.

Item 13. Certain Relationships and Related Transactions

           NOT APPLICABLE.

Item 14. Control and Procedures

           NOT APPLICABLE

Item 15. Principal Accountant Fees and Services

           NOT APPLICABLE.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) The following documents are filed as part of this report:

                 (1) Financial Statements:

                 NOT APPLICABLE.

                 (2) Financial Statement Schedules:

                 NOT APPLICABLE.

                 (3)  Exhibits:

                 Exhibit 99.1    Annual Servicer Statement of Compliance

                 Exhibit 99.2 Annual Statement of Independent Accountants Report for the Servicer

                 Exhibit 99.3    Management Assertion

              (b) Reports on Form 8-K were filed during the last quarter of 2002 in order to provide servicer reports to investors on October 28, 2002, November 25, 2002 and December 31, 2002.

           (c) EXHIBITS TO THIS REPORT ARE LISTED IN ITEM (14)(A)(3) ABOVE.

           (d)       NOT APPLICABLE.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BMW Vehicle Lease Trust 2000-A
                                               BMW Auto Leasing LLC
                                               Financial Services Vehicle Trust
                                               BMW Manufacturing LP

                             Signed: BMW Financial Services NA, LLC, as Servicer

Date: April 11, 2003                           By: /s/ Gerald Holzmann
                                                  ------------------------------
                                                  Gerald Holzmann
                                                  Chief Financial Officer

                          SARBANES-OXLEY CERTIFICATION

            I, Gerald Holzmann, certify that:

           1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of BMW Vehicle Lease Trust 2000-A, BMW Auto Leasing LLC, Financial Services Vehicle Trust and BMW Manufacturing LP;

           2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

           3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

           4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

              5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: April 11, 2003                     By: /s/ Gerald Holzmann
                                            ------------------------------------
                                            Gerald Holzmann
                                            Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                  EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report
 99.3       Managment Assertion